Form 10QSB
period 2000-10-31
SIBUN RIVER GROUP INC
filed 2001-02-22
CIK 1084032

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  October  31,  2000
                          ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ___________________ to ___________________

Commission  File  No.  000-31021
                       ---------

                             SIBUN RIVER GROUP, INC.
                       -----------------------------------
                 (Name of Small Business Issuer in its Charter)

Nevada                                                                76-0602958
------                                                                ----------
(State or Other Jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification No)

                          Suite 210, 580 Hornby Street
                   Vancouver, British Columbia, Canada V6C 3B6
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 662-7000
                            ---------------------------
                            Issuer's Telephone Number

                                       N/A
                            ---------------------------
          (Former Name or Former Address, if changed since last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    (1)    Yes X     No     (2)    Yes X       No
                              ---      ---            ---        ---

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                                 Not applicable

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                                January 31, 2001

                            Common - 2,500,000 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

    Transitional Small Business Issuer Format     Yes X          No
                                                     ---           ---

PART  I  -  FINANCIAL  INFORMATION

Item  1.     Financial  Statements.

The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                             SIBUN RIVER GROUP, INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                OCTOBER 31, 2000
                                   (Unaudited)

SIBUN  RIVER  GROUP,  INC.
(A Development Stage Company)
INTERIM  BALANCE  SHEET

                                                                  October 31,   April 30,
                                                                     2000          2000
                                                                      $             $
                                                                  (unaudited)    (audited)
ASSETS

Current Assets

  Cash                                                                      -           -
------------------------------------------------------------------------------------------
Total Assets                                                                -           -
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable and accrued liabilities                                  -           -
------------------------------------------------------------------------------------------

Total Liabilities                                                           -           -
------------------------------------------------------------------------------------------
Contingency (Note 2)

Stockholders' Equity

Common Stock: $0.001 par value; authorized 25,000,000 shares;
2,500,000 shares issued and outstanding (April 30, 2000 -
2,500,000)                                                              2,500       2,500

Additional Paid-in Capital                                                 43          43

Deficit Accumulated During the Development Stage                       (2,543)     (2,543)
------------------------------------------------------------------------------------------
Total Stockholders' Deficiency                                              -           -
------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficiency                              -           -
==========================================================================================

(See  accompanying  Notes  to  the  Interim  Financial  Statements)

SIBUN  RIVER  GROUP,  INC.
(A  Development  Stage  Company)
INTERIM  STATEMENTS  OF  OPERATIONS
(Unaudited)

                                   Accumulated  From            For  the             For  the
                                    April  5,  1999        Three Months Ended     Six Months Ended
                                (Date of Inception) to         October 31,          October 31,
                                    October 31 2000         2000       1999       2000       1999
                                          $                  $          $          $          $

Revenue                                             -           -          -          -          -
---------------------------------------------------------------------------------------------------

General and administrative
expenses                                        2,543           -        333          -        666
---------------------------------------------------------------------------------------------------
Net loss                                       (2,543)          -       (333)         -       (666)
===================================================================================================
Net Loss Per Share (Basic and
diluted)                                                     0.00       0.00       0.00       0.00
===================================================================================================
Weighted Average Number of
Shares Outstanding                                      2,500,000  2,500,000  2,500,000  2,500,000
===================================================================================================

(See  accompanying  Notes  to  the  Interim  Financial  Statements)

SIBUN  RIVER  GROUP,  INC.
(A  Development  Stage  Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  For the
                                              Six Months Ended
                                                 October 31,
                                                 2000  1999
                                                   $     $

Cash Flows From Operating Activities

Net loss                                            -    (666)

Items not requiring outlay of cash:

  Organization costs paid by a director             -       -
  Amortization of license                           -     666
  License written-off                               -       -

Changes in operating assets and liabilities:

  Accounts payable and accrued liabilities          -       -
--------------------------------------------------------------
Net Cash Used by Operating Activities               -       -
--------------------------------------------------------------
Increase (Decrease) In Cash                         -       -

Cash at Beginning of Period                         -       -
--------------------------------------------------------------
Cash at End of Period                               -       -
==============================================================
Supplemental Disclosures

  Interest paid                                      -      -
  Income tax paid                                    -      -

(See accompanying Notes to the Interim Financial Statements)

SIBUN  RIVER  GROUP,  INC.
A  Development  Stage  Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
OCTOBER  31,  2000
(Unaudited)


NOTE  1     BASIS  OF  PRESENTATION

These unaudited interim financial statements have been prepared in accordance with the instructions to SEC Form 10-QSB. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such instructions. These unaudited interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's 10SB Registration Statement.

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the six month period ended October 31, 2000 are not necessarily indicative of the results that can be expected for the year ended April 30, 2000.

NOTE  2     GOING  CONCERN

The Company's business plan is as a 'blank check' company. Under the Securities Act of 1933, a blank check company is defined as a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies and is issuing 'penny stock' securities.

These financial statements have been prepared on the basis that the Company will continue as a going concern. The ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon its successful efforts to raise additional equity financing and find an appropriate merger candidate. There is no assurance that the Company will be able to raise any equity financing or find an appropriate merger candidate. There is substantial doubt regarding the Company's ability to continue as a going concern. The financial statements do not include any adjustments that could result from management's inability to obtain a suitable business and financing.

Item  2.     Management's  Discussion  and  Analysis  or  Plan  of  Operation.

Plan  of  Operation
-------------------

The Company has not engaged in any material operations or had any revenues from operations since its inception on April 5, 1999. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business ventures. Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such ventures as of the date of this Report, it is impossible to predict the amount of any such loans or advances. However, any such loans or advances should not exceed $25,000 and will be on terms no less favourable to the Company than would be available from a commercial lender in an arm's length transaction. As of the date of this Report, the Company is not involved in any negotiations respecting any such ventures.

Results  of  Operations
-----------------------

Other than maintaining its good corporate standing in the State of Nevada, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations since its inception in April 5, 1999, or during the three and six months ended October 31, 2000.

During the quarterly periods ended October 31, 2000, and 1999, the Company had no business operations.

Liquidity
---------

The Company had no cash on hand at October 31, 2000. Management does not believe that this will be sufficient to meet its anticipated expenses during the next 12 months. The Company will have to raise additional funds through sales of its securities or through loans from stockholders or management.

PART II - OTHER  INFORMATION

Item 1.   Legal  Proceedings.

          None;  not  applicable.

Item 2.   Changes  in  Securities.

          None;  not  applicable.

Item 3.   Defaults  Upon  Senior  Securities.

          None;  not  applicable.

Item 4.   Submission  of  Matters  to  a  Vote  of  Security  Holders.

          None;  not  applicable.

Item 5.   Other  Information.

          None;  not  applicable.

Item 6.   Exhibits  and  Reports  on  Form  8-K.

          None.


          DOCUMENTS  INCORPORATED  BY  REFERENCE

          None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    SIBUN  RIVER  GROUP,  INC.

Date:     February 16, 2001                         By:  /s/  Richard  Achron
         -------------------                           -------------------------
                                                       Richard Achron, President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:     February 16, 2001                         By:  /s/  Richard  Achron
         -------------------                           -------------------------
                                                       Richard Achron, President

Date:     February 16, 2001                         By:  /s/  Frank  Roberts
         -------------------                           -------------------------
                                                       Frank Roberts, Director,
                                                       Treasurer and Secretary