Form 10QSB
period 2001-01-31
SIBUN RIVER GROUP INC
filed 2001-02-22
CIK 1084032

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB
(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarter  ended  January  31,  2001
                          ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  ___________________ to ___________________

Commission  File  No.  000-31021
                       ---------

                             SIBUN RIVER GROUP, INC.
                  --------------------------------------------
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

                             SIBUN RIVER GROUP, INC.
                          (A Development Stage Company)
                          INTERIM FINANCIAL STATEMENTS
                                JANUARY  31,  2001
                                   (Unaudited)

SIBUN  RIVER  GROUP,  INC.
(A Development Stage Company)
INTERIM  BALANCE  SHEET

                                                                  January 31,   April 30,
                                                                     2001          2000
                                                                      $             $
                                                                  (unaudited)    (audited)
ASSETS

Current Assets

  Cash                                                                      -           -
------------------------------------------------------------------------------------------
Total Assets                                                                -           -
==========================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable and accrued liabilities                               1,500          -
------------------------------------------------------------------------------------------

Total Liabilities                                                        1,500          -
------------------------------------------------------------------------------------------
Contingency (Note 2)

Stockholders' Equity

Common Stock: $0.001 par value; authorized 25,000,000 shares;
2,500,000 shares issued and outstanding (April 30, 2000 -
2,500,000)                                                              2,500       2,500

Additional Paid-in Capital                                                 43          43

Deficit Accumulated During the Development Stage                       (4,043)     (2,543)
------------------------------------------------------------------------------------------

Total Stockholders' Deficiency                                         (1,500)          -
------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                              -           -
==========================================================================================

(See  accompanying  Notes  to  the  Interim  Financial  Statements)

SIBUN  RIVER  GROUP,  INC.
(A  Development  Stage  Company)
INTERIM  STATEMENTS  OF  OPERATIONS
(Unaudited)

                                   Accumulated  From            For  the             For  the
                                    April  5,  1999        Three Months Ended    Nine Months Ended
                                (Date of Inception) to         January 31,          January 31,
                                    January 31 2001         2001       2000       2001       2000
                                          $                  $          $          $          $

Revenue                                             -           -          -          -          -
---------------------------------------------------------------------------------------------------

General and administrative
expenses                                        4,043           -      1,167      1,500      1,833
---------------------------------------------------------------------------------------------------

Net loss                                       (4,043)          -     (1,167)    (1,500)    (1,833)
===================================================================================================
Net Loss Per Share (Basic and
diluted)                                                     0.00       0.00       0.00       0.00
===================================================================================================
Weighted Average Number of
Shares Outstanding                                      2,500,000  2,500,000  2,500,000  2,500,000
===================================================================================================

(See  accompanying  Notes  to  the  Interim  Financial  Statements)

SIBUN  RIVER  GROUP,  INC.
(A  Development  Stage  Company)
INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

                                                  For the
                                             Nine Months Ended
                                                 January 31,
                                                 2001  2000
                                                  $     $

Cash Flows From Operating Activities

Net loss                                      (1,500)  (1,833)

Items not requiring outlay of cash:

  Organization costs paid by a director             -       -
  Amortization of license                           -   1,833
  License written-off                               -     500

Changes in operating assets and liabilities:

  Accounts payable and accrued liabilities       1,500      -
--------------------------------------------------------------
Net Cash Used by Operating Activities               -       -
--------------------------------------------------------------
Increase (Decrease) In Cash                         -       -

Cash at Beginning of Period                         -       -
--------------------------------------------------------------

Cash at End of Period                               -       -
==============================================================
Supplemental Disclosures

  Interest paid                                     -      -
  Income tax paid                                   -      -

(See accompanying Notes to the Interim Financial Statements)

SIBUN  RIVER  GROUP,  INC.
A  Development  Stage  Company)
NOTES  TO  THE  INTERIM  FINANCIAL  STATEMENTS
January  31,  2001
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

In the opinion of the Company's management, all adjustments considered necessary for a fair presentation of these unaudited interim financial statements have been included and all such adjustments are of a normal recurring nature. Operating results for the nine month period ended January 31, 2001 are not necessarily indicative of the results that can be expected for the year ended April 30, 2000.

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

Results  of  Operations
-----------------------

Other than maintaining its good corporate standing in the State of Nevada, seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations since its inception in April 5, 1999, or during the three and nine months ended January 31, 2001.

During the quarterly periods ended January 31, 2001, and 2000, the Company had no business operations.

Liquidity
---------

The Company had no cash on hand at January 31, 2001. Management does not believe that this will be sufficient to meet its anticipated expenses during the next 12 months. The Company will have to raise additional funds through sales of its securities or through loans from stockholders or management.

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